Form 10-K
period 1999-12-31
PNC MORTGAGE SECURITIES CORP MORT PASS THR CERT SER 1999-10
filed 2000-03-29
CIK 1095854

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

              For the fiscal year ended December 31, 1999

                   Commission File Number 333-72879

                     PNC Mortgage Securities Corp.
         (Exact name of the registrant as specified in charter)

          Delaware                           94-2528990

          (State or other                    (IRS Employer
          jurisdiction of                    Identification
          Incorporation)                     Number)

                        75 North Fairway Drive
                     Vernon Hills, Illinois 60061

               (Address of principal executive offices)

          Registrant's telephone number, including area code:

                            (847) 549-6500

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Not applicable.

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: None.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Not applicable.

                  DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's Reports on Form 8-K concerning the registrant's Mortgage Pass-Through Certificates Series 1999-10 ("Certificates") issued pursuant to the Pooling and Servicing Agreement dated as of September 1, 1999 (the "Pooling Agreement") are incorporated by reference as set forth in Part III, Item 14.

Part I

Item 1. Business.

     Not applicable.

Item 2. Properties.

     Not applicable.

Item 3. Legal Proceedings.

     There are no material pending legal proceedings involving the mortgage loans related to the Certificates, the trustee under the Pooling Agreement or the registrant with respect to the mortgage loans, other than ordinary routine litigation incidental to the trustee's or the registrant's duties under the Pooling Agreement.

Item 4. Submission of Matters to a Vote of Security Holders.

     No vote or consent of holders of Certificates has been solicited for any purpose during 1999.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters.

     Not applicable.

Item 6. Selected Financial Data.

     Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

Item 8. Financial Statements and Supplementary Data.

     Not applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     No material disagreement concerning accounting procedures or change of accountants has occurred.

Part III

Item 10. Directors and Executive Officers of the Registrant.

     Not applicable.

Item 11. Executive Compensation.

     Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and
Management.

     Not applicable.

Item 13. Certain Relationships and Related Transactions.

     Not applicable.

Part IV

Item 14. Exhibits, Financial Statement, Schedules, and Reports on Form
8-K.

     The Pooling Agreement requires an officer's certificate to be delivered to the trustee under the Pooling Agreement on or before April 30, 2000 and each April 30 thereafter stating as to the signer thereof, that (i) a review of the activities of the master servicer under the Pooling Agreement during the calendar year ended December 31, 1999 and each December 31 thereafter and performance under the Pooling Agreement had been made under such officer's supervision, and
(ii) to the best of such officer's knowledge, based on such review, the master servicer had fulfilled all its obligations under the Pooling Agreement throughout such year, or if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and status thereof. Such officer's certificate dated as of March 30, 2000 is attached hereto as
Exhibit 99.1.

     The Pooling Agreement requires a statement from a firm of independent public accountants to be furnished to the trustee under the Pooling Agreement on or before April 30, 2000 and each April 30 thereafter to the effect that, in connection with the firm's examination of the financial statements as of December 31, 1999 and each December 31 thereafter of the parent corporation of the master servicer under the Pooling Agreement (which included a limited examination of the master servicer's financial statements) nothing came to their attention that indicated that the master servicer was not in compliance with certain sections of the Pooling Agreement, except for (i) such exceptions as such firm believes to be immaterial, and (ii) such other exceptions as are set forth in such statement. Such statement is incorporated by reference to the registrant's Report on Form 8-K filed on March 29, 2000.

     The registrant filed Reports on Form 8-K that described distributions made to Certificateholders on the Distribution Date occurring in the month preceding the month in which such Report on Form 8-K was filed and also provided certain information regarding delinquent Mortgage Loans and credit enhancements as of such Distribution Date. Such Reports on Form 8-K are incorporated by reference as follows:

PNC Mortgage Securities Corp.,
Mortgage Pass-Through
Certificates, Series: 1999-10,
Monthly Distribution Report for
month indicated, 1999.             Date Filed
October                            November 9, 1999
November                           December 7, 1999
December                           January 10, 2000

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PNC MORTGAGE SECURITIES CORP.
                              (Registrant)

                              By: /s/ Richard Careaga
                              ---------------------------
                              Richard Careaga
                              Second Vice President
Date March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Michael L. Parker
------------------------------------
Michael L. Parker
President and Director
Date March 30, 2000

By /s/ Douglas H. Burr
------------------------------------
Douglas H. Burr
Senior Vice President,
Chief Financial Officer and Director
Date March 30, 2000

By /s/ Alexander T. Topping, Jr.
------------------------------------
Alexander T. Topping, Jr.
Senior Vice President and Director
Date March 30, 2000

By /s/ Peter Maroutsos
------------------------------------
Peter Maroutsos
Vice President and Controller
Date March 30, 2000

By /s/ Saiyid T. Naqvi
------------------------------------
Saiyid T. Naqvi
Director
Date March 30, 2000

Exhibit 99.1 Officer's Certificate as to Compliance for the Series 1999-10 Certificates dated as of March 30, 2000

The undersigned officer of PNC Mortgage Securities Corp., a Delaware corporation (the "Company") hereby certifies on behalf of the Company for purposes of the Company's Mortgage Pass-Through Certificates, Series 1999-10, as follows:

     1.   I am the duly appointed, qualified and acting
          President of the Company.

     2. Capitalized terms used and not defined herein shall have the meanings ascribed to such terms in the Pooling and Servicing Agreement related to the above-referenced series of Certificates.

     3. I am duly authorized to execute and deliver this Officer's Certificate on behalf of the Company.

     4. A review of the activities of the Master Servicer during the preceding calendar year and performance under this Agreement has been made under my supervision.

     5. To the best of my knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement throughout such year.

     IN WITNESS WHEREOF, I have signed my name as of March 30, 2000.


                              By:  /s/ Michael L. Parker
                                   - - - - - - - - - - -
                                   Michael L. Parker
                                   President